Form 10QSB
period 2005-03-31
DERBY RESOURCES, INC.
filed 2005-05-16
CIK 1311546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

___ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

DERBY RESOURCES, INC.

(Name of small business in its charter)

Nevada	0-51094	13-4067620
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)
P.O. Box 110310 Naples, Florida	34108-0106
(Address of Principal Executive Office)	(Zip Code)

Issuer's telephone number:  (239) 598-2300

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ..X..  No ....

Applicable only to issuers involved in bankruptcy proceedings during the past five years.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes...     No...

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  At March 31, 2005, the following shares were outstanding: 2,342,600.

Transitional Small Business Disclosure Format (Check one):  Yes...     No .X.

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

(a)

The unaudited financial statements of registrant for the three months ended March 31, 2005, follow.  The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

DERBY RESOURCES, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

Quarter Ended March 31, 2005

DERBY RESOURCES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

BALANCE SHEET (UNAUDITED)

March 31,
ASSETS	2005
Current assets
Cash	$ -
Total current assets	-

Total assets	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accrued liabilities	$ -
Payable to stockholder	10,845
Total current liabilities	10,845

Stockholders' deficit
Preferred stock: par value $.01; 5,000,000 shares authorized; no shares issued and outstanding	-
Common stock: par value $.001; 50,000,000 shares authorized; 2,342,600 shares issued and outstanding	2,343
Additional paid in capital	2,760
Deficit accumulated during the development stage	(15,948)
Total stockholders' deficit	(10,845)

Total liabilities and stockholders' deficit	$ -

See accompanying notes to unaudited financial statements

DERBY RESOURCES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Period from June 4, 1999 (inception) to
	March 31,		March 31,
	2005	2004	2005

Revenues
Sales revenues	$ -	$ -	$ -
Cost of sales	-	-	-
Gross profit	-	-	-

Operating expenses
General and administrative expenses	2,375	-	16,002
Total operating expenses	2,375	-	16,002

Loss from operations	(2,375)	-	(16,002)

Other income
Interest income	-	-	54
Total other income	-	-	54

Net loss before income taxes	(2,375)	-	(15,948)

Provision for income taxes	-	-	-

Net loss	$ (2,375)	$ -	$ (15,948)

Basic and diluted net loss per share	$ (0.00)	$ -

Weighted average number of shares outstanding	2,342,600	1,049,700

See accompanying notes to unaudited financial statements

DERBY RESOURCES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

FROM JUNE 4, 1999 (DATE OF INCEPTION) TO MARCH 31, 2005

				Development
	Common Stock		Additional	Stage
	$.001 Par Value		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at June 4, 1999 (date of inception)	-	$ -	$ -	$ -	$ -
Common stock issued for cash	689,700	690	2,760		3,450
Net loss for the period	-	-	-	(2,745)	(2,745)
Balance December 31, 1999	689,700	690	2,760	(2,745)	705

Net loss for the year	-	-	-	(2,052)	(2,052)
Balance December 31, 2000	689,700	690	2,760	(4,797)	(1,347)

Common stock issued for cash	360,000	360			360
Net loss for the period	-	-	-	(2,061)	(2,061)
Balance December 31, 2001	1,049,700	1,050	2,760	(6,858)	(3,048)

Net loss for the year	-	-	-	(215)	(215)
Balance December 31, 2002	1,049,700	1,050	2,760	(7,073)	(3,263)

Net loss for the year	-	-	-	-	-
Balance December 31, 2003	1,049,700	1,050	2,760	(7,073)	(3,263)

Common stock issued for debt	1,292,900	1,293			1,293
Net loss for the year	-	-	-	(6,500)	(6,500)
Balance December 31, 2004	2,342,600	2,343	2,760	(13,573)	(8,470)

Net loss for the period	-	-	-	(2,375)	(2,375)
Balance March 31, 2005	2,342,600	$ 2,343	$ 2,760	$ (15,948)	$ (10,845)

See accompanying notes to unaudited financial statements

DERBY RESOURCES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended		Period from June 4, 1999 (inception) to
	March 31,		March 31,
	2005	2004	2005
Cash flows from operating activities:
Net loss	$(2,375)	$-	$(15,948)
Adjustments to reconcile net loss to
net cash used in operations:
Changes in operating liabilities and assets:
Accrued liabilities	-	-	-
Net cash used in operations	(2,375)	-	(15,948)

Cash flows from financing activities:
Increase in payable to stockholder	2,375	-	10,845
Issuance of common stock for debt	-		1,293
Issuance of common stock for cash	-	-	3,810
Net cash provided by financing activities	2,375	-	15,948

Increase in cash and cash equivalents	-	-	-

Cash and cash equivalents, beginning of period	-	-	-
Cash and cash equivalents, end of period	$-	$-	$-

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to unaudited financial statements

DERBY RESOURCES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

QUARTERLY FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB but do not include all of the information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company’s 2004 financial statements in Form 10-KSB. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operating results are not necessarily indicative of the results for a full year.

DESCRIPTION OF BUSINESS

Derby Resources, Inc. (a development stage enterprise) (the Company) was formed on June 4, 1999 in the State of Nevada. The Company’s activities to date have been primarily directed towards the raising of capital and seeking business opportunities.

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

DERBY RESOURCES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

INCOME TAXES (Continued)

There is no provision for income taxes due to continuing losses. At March 31, 2005, the Company has net operating loss carryforwards for tax purposes of approximately $15,000, which expire through 2025. The Company has recorded a valuation allowance that fully offsets deferred tax assets arising from net operating loss carryforwards because the likelihood of the realization of the benefit cannot be established. The Internal Revenue Code contains provisions that may limit the net operating loss carryforwards available if significant changes in stockholder ownership of the Company occur.

2.

PAYABLE TO STOCKHOLDER

The Company’s majority stockholder has paid expenses on behalf of the Company. Those expenses consisted solely of professional fees incident to maintaining corporate existence. At March 31, 2005, the Company owed $10,845 to the stockholder. The amount bears no interest and is payable on demand.

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

DERBY RESOURCES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

3.

STOCK BASED COMPENSATION (Continued)

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report, including statements in the following discussion, which are not statements of historical fact, are what are known as “forward-looking statements,” which are basically statements about the future.  For that reason, these statements involve risk and uncertainty since no one can accurately predict the future.  Words such as “plans,” “intends,” “will,” “hopes,” “seeks,” “anticipates,” “expects,” and the like, often identify such forward-looking statements, but are not the only indication that a statement is a forward-looking statement.  Such forward-looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements that express or imply that such present and future operations will or may produce revenues, income or profits.  Numerous factors and future events could cause the Company to change such plans and objectives, or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits.  Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10-QSB and in the Company’s other filings with the Securities and Exchange Commission.  No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

Liquidity and Capital Resources

As of March 31, 2005, the Company remains in the development stage.  For the period ended March 31, 2005, the Company’s balance sheet reflects current and total assets of $0, and total current liabilities of $10,845, which represents professional fees incident to maintaining corporate existence that a majority shareholder has paid on the Company’s behalf.  The amount bears no interest and is payable on demand.

The Company does not have sufficient assets or capital resources to pay its on-going expenses while it is seeking out business opportunities, and it has no current plans to raise additional capital through sale of securities.  As a result, although the Company has no agreement in place with its shareholders or other persons to pay expenses on its behalf, it is anticipated that the Company will continue to rely on its majority shareholders to pay expenses on its behalf at least until it is able to consummate a business transaction.

Results of Operations

During the period from June 4, 1999 (inception) through March 31, 2005, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation and filing of its registration statement on Form 10-SB under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements and initial efforts to locate a suitable merger or acquisition candidate.  No revenues were received by the Company during this period.

The Company experienced a net loss of $2,375 for the three-month period ended March 31, 2005, as a result of expenses incurred to maintain its corporate existence and comply with SEC reporting requirements. The Company does not expect to generate any revenue until it completes a business combination, but will continue to incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company expects that it will continue to incur losses each quarter at least until it has completed a business combination.  Depending upon the performance of any acquired business, the Company may continue to operate at a loss even following completion of a business combination.

Plan of Operations

For the fiscal year ending December 31, 2005, and for the succeeding twelve months, the Company expects to continue its efforts to locate a suitable business acquisition candidate and thereafter to complete a business acquisition transaction.  The Company anticipates incurring a loss for the fiscal year as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company does not expect to generate revenues until it completes a business acquisition, and, depending upon the performance of the acquired business, it may also continue to operate at a loss after completion of a business combination.

Need for Additional Financing

The Company will require additional capital in order to pay the costs associated with carrying out its plan of operations and the costs of compliance with its continuing reporting obligations under the Securities Exchange Act of 1934, as amended, for the fiscal year ending December 31, 2005 and thereafter.  This additional capital will be required whether or not the Company is able to complete a business combination transaction during the current fiscal year.  Furthermore, once a business combination is completed, the Company’s needs for additional financing are likely to increase substantially.

No specific commitments to provide additional funds have been made by management or other stockholders, and the Company has no current plans, proposals, arrangements or understandings to raise additional capital through the sale or issuance of additional securities prior to the location of a merger or acquisition candidate.  Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses.  Notwithstanding the foregoing, however, to the extent that additional funds are required, the Company anticipates that it will either continue to rely on its majority shareholder to pay expenses on its behalf, or it will seek to raise capital through the private placement of restricted securities.  In addition, in order to minimize the amount of additional cash which is required in order to carry out its business plan, the Company might seek to compensate certain service providers by issuances of stock in lieu of cash.

ITEM 3.

CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports.  It should be noted that design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In addition, there has been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ANY FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-QSB REPORT REFLECT MANAGEMENT’S BEST JUDGMENT BASED UPON FACTORS CURRENTLY KNOWN AND INVOLVE RISKS AND UNCERTAINTIES.  ACTUAL RESULTS MAY VARY MATERIALLY.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

None.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6.

EXHIBITS

The following exhibits are filed herewith:

3.1

Articles of Incorporation of Derby Resources, Inc. (filed as Exhibit 3.1(i) to Derby Resources, Inc. on Form 10-SB filed with the Securities and Exchange Commission on December 28, 2004, and incorporated herein by reference).

3.1a

Amendment to Articles of Incorporation of Derby Resources, Inc. (filed as Exhibit 3.3(i) to Derby Resources, Inc. on Form 10-SB filed with the Securities and Exchange Commission on December 28, 2004, and incorporated herein by reference).

3.2

Bylaws of Derby Resources, Inc. (filed as Exhibit 3.2(ii) on Form 10-SB filed with the Securities and Exchange Commission on December 28, 2004, and incorporated herein by reference).

31.1

Certification of Chief Executive Officer of Derby Resources, Inc. Pursuant to Rule 13a-14(a)/15d-14(a).*

31.2

Certification of Chief Financial Officer of Derby Resources, Inc. Pursuant to Rule 13a-14(a)/15d-14(a).*

32.1

Certification of Chief Executive Officer of Derby Resources, Inc. Pursuant to 18 U.S.C. Section 1350.*

32.2

Certification of Chief Financial Officer of Derby Resources, Inc. Pursuant to 18 U.S.C. Section 1350.*

*filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DERBY RESOURCES, INC.

By: /s/ James Charles

President, Chief Executive Officer and Director

Date:  May 16, 2005

By: /s/ Andrew Niec

Chief Financial Officer, Secretary and Treasurer

Date: May 16, 2005

By: /s/ Joseph Pioppi

Director

Date: May 16, 2005

By: /s/ Richard Starke

Director

Date: May 16, 2005