Form 10QSB
period 2005-06-30
CHINA MARKETING MEDIA, INC.
filed 2005-11-18
CIK 1311546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

___ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

CHINA MARKETING MEDIA, INC.

(Name of small business in its charter)

Nevada	0-51094	13-4067620
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)
P.O. Box 110310 Naples, Florida	34108-0106
(Address of Principal Executive Office)	(Zip Code)

Issuer's telephone number:  (239) 598-2300

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X..  No ..

Applicable only to issuers involved in bankruptcy proceedings during the past five years.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes..No..

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes..No X..

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  At June 30, 2005, the following shares were outstanding: 18,664,400.

Transitional Small Business Disclosure Format (Check one):  Yes...     No .X.

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

(a)

The unaudited financial statements of registrant for the six months ended June 30, 2005, follow.  The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

CHINA MARKETING MEDIA, INC.

FINANCIAL STATEMENTS

Quarter Ended June 30, 2005

INDEX TO FINANCIAL STATEMENTS:

Consolidated Balance Sheet (Unaudited)

Consolidated Statements of Operations (Unaudited)

Consolidated Statements of Cash Flows (Unaudited)

Notes to Consolidated Financial Statements (Unaudited)

CHINA MARKETING MEDIA, INC.

CONSOLIDATED BALANCE SHEET (UNAUDITED)

June 30,
ASSETS	2005
Current assets
Cash and cash equivalents	$ 237,636
Accounts receivable	1,208
Due from related companies	1,441,528
Prepaid expenses	27,536
Total current assets	1,707,908

Equipment, net of depreciation	6,270

Other assets
License agreement, net of amortization	1,020,429
Long term investment	12,077
Total other assets	1,032,506

Total assets	$ 2,746,684

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accrued expenses and levies	$ 9,788
Dividends payable	319,634
Taxes payable	85,060
Current portion of long-term debt	99,259
Total current liabilities	513,741

Long-term debt	1,037,913

Stockholders' equity
Common stock: par value $.001; 10,000,000 shares authorized; 18,664,400 shares issued and outstanding	18,664
Additional paid in capital	102,336
Retained earnings	1,074,030
Total stockholders' equity	1,195,030

Total liabilities and stockholders' equity	$ 2,746,684

See accompanying notes to unaudited financial statements

CHINA MARKETING MEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

See accompanying notes to unaudited financial statements

CHINA MARKETING MEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended
	June 30,
	2005	2004
Cash flows from operating activities:
Net income	$ 883,558	$ -
Adjustments to reconcile net income to
net cash provided by operations:
Amortization	60,848	-
Changes in operating assets and liabilities:
Accounts receivable	113,032	-
Due from related companies	(922,992)	-
Prepaid expenses	(27,536)	-
Accrued expenses and levies	(11,451)	-
Due to director	(1,157)	-
Taxes payable	(6,649)	-
Net cash provided by operations	87,653	-

Cash flows from investing activities:
Purchase of equipment	(6,270)	-
Purchase of long term investment	(12,077)	-
Net cash used in investing activities	(18,347)	-

Cash flows from financing activities:
Increase in long term debt accrued interest	34,224
Due from director	7,246	-
Net cash provided by financing activities	41,470	-

Increase in cash and cash equivalents	110,776	-

Cash and cash equivalents, beginning of period	126,860	-
Cash and cash equivalents, end of period	$ 237,636	$ -

Supplemental disclosures of cash flow information:
Interest paid in cash	$ -	$ -
Income taxes paid in cash	$ 280,276	$ -

See accompanying notes to unaudited financial statements

CHINA MARKETING MEDIA, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Preliminary Note

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB but do not include all of the information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company’s 2004 financial statements filed with Form 8-K. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operating results are not necessarily indicative of the results for a full year.

1.

Nature of Operations

China Marketing Media, Inc. was formed on June 4, 1999 in the State of Nevada as Derby Resources, Inc., and had no operations until the acquisition of Media Challenge Holdings Limited in a stock for stock transaction on June 6, 2005. The transaction was accounted for as a reverse merger. These financial statements are essentially those of the acquired entity with the adopted capital structure of China Marketing Media, Inc.

Media Challenge Holdings Limited (“MCHL”) was incorporated on August 12, 2004, under the laws of the Territory of the British Virgin Islands (BVI).

MCHL has had no operations other than the formation of Shenzhen New Media Consulting Co., Ltd. (Subsidiary) on November 15, 2004. The Subsidiary is a corporation established in the People’s Republic of China (PRC). The consolidated entity is hereafter referred to as ‘the Company’.

The Company engages in the provision of media consultation and planning services throughout the PRC.

2.

Basis of Presentation

The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP). This basis differs from that used in the statutory accounts of the Company, which were prepared in accordance with the accounting principles and relevant financial regulations applicable to enterprises in the PRC. All necessary adjustments have been made to present the financial statements in accordance with US GAAP.

3.

Summary of Significant Accounting Policies

Economic and Political Risks

The Company faces a number of risks and challenges as a result of having primary operations and markets in the PRC. Changing political climates in the PRC could have a significant effect on the Company’s business.

CHINA MARKETING MEDIA, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

3.

Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents

For purposes of the statements of cash flows, cash and cash equivalents includes cash on hand and demand deposits held by banks. Deposits held in financial institutions in the PRC are not insured by any government entity or agency.

Trade Accounts Receivable

Trade accounts receivable are recognized and carried at original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount becomes questionable.  No provision has been made for uncollectible accounts as of the balance sheet date.

Revenue Recognition

Revenues are recognized when (1) persuasive evidence of an arrangement exists; (2) delivery has occurred according to the sale terms, (3) the seller's price to the buyer is fixed or determinable; and (4) collectibility is reasonably assured.

Advertising Expense

Advertising costs are expensed as incurred. The Company incurred no advertising costs during the periods ended June 30, 2005 and 2004.

Foreign Currency and Comprehensive Income

The accompanying financial statements are presented in United States (US) dollars. The functional currency is the Renminbi (RMB). The financial statements are translated into US dollars from RMB at year-end exchange rates for assets and liabilities, and weighted average exchange rates for revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

The exchange rate for RMB to US dollars has varied by only 100ths during 2004. Thus, the consistent exchange rate used has been 8.28 RMB per each US dollar. Since there have been no greater fluctuations in the exchange rate, there is no gain or loss from foreign currency translation and no resulting other comprehensive income or loss.

RMB is not freely convertible into the currency of other nations. All such exchange transactions must take place through authorized institutions. There is no guarantee the RMB amounts could have been, or could be, converted into US dollars at rates used in translation.

CHINA MARKETING MEDIA, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

3.

Summary of Significant Accounting Policies (continued)

Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. Nearly all differences in tax bases and financial statement carrying values are permanent differences. Therefore, the Company has recorded no deferred tax assets or liabilities.

Estimates

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

4.

Related Party Transactions

On November 20, 2004, the Company entered into a subcontracting agreement with Shenzhen Media Investment Company, Limited (MIC), a PRC corporation with owners and directors in common with the Company. The agreement calls for the payment of $1,449,275 to MIC over a nine-year period in exchange for a license to operate the business of a certain sales and marketing magazine with distribution throughout the PRC, over the same time period. The Company is entitled to collect advertising revenues from clients already existing at the time of the contract, in addition to any new clients that the Company can attract and retain. Amounts due from related companies under this agreement at June 30, 2005 totaled $1,441,528.

CHINA MARKETING MEDIA, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

5.

License Agreement

The agreement with MIC referred to in Note 4, above, resulted in the capitalization of a license agreement in the amount of $1,095,281 as well as the recognition of a long-term liability in the same amount. The license agreement has a finite life of nine years, and is being amortized over that life using the straight line method.

6.

Common Stock

On June 6, 2005 the Company issued 16,321,800 shares of its common stock in exchange for 100% of the outstanding shares of Media Challenge Holdings Limited, a BVI company. The transaction was accounted for as a reverse merger, wherein Media Challenge Holdings Limited became the accounting acquirer and adopted the capital structure of China Marketing Media, Inc. These financial statements are essentially those of Media Challenge Holdings Limited.

Prior to the business combination transacted on June 6, 2005, MCHL declared a dividend to its shareholders in the amount of $319,634. As of June 30, 2005 the dividend had not been paid, but was accrued as a dividend payable.

7.

Concentrations

The Company’s sole operations are through a subcontracting agreement with MIC, as discussed in Note 4. MIC obtained its rights to license the magazine business through a similar subcontracting agreement with the magazine publisher, a company owned by the PRC government. A change in the political climate in the PRC could have a material adverse effect on the Company’s business.

8.

Contingencies

The Company has not, historically, carried any property or casualty insurance. No amounts have been accrued for any liability that could arise from the lack of insurance. Management feels the chances of such an obligation arising are remote.

Deposits in banks in the PRC are not insured by any government entity or agency, and are consequently exposed to risk of loss. Management believes the probability of a bank failure, causing loss to the Company, is remote.

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

Background

On February 7, 2005, the Company signed an agreement for Share Exchange whereby the Company agreed to acquire all of the issued and outstanding common stock of Media Challenge Holdings Limited, a British Virgin Islands corporation (“Media”) in exchange for issuance of shares of the Company’s common stock.

The parties to the Agreement are Derby Resources, Inc., Media Challenge Holdings Limited, Li Yingsheng, Ding Xiaofeng and Ren Dongsheng.  Other than with respect to the Agreement, there is no material relationship between the Company, or its affiliates, and any of the parties to the Agreement.

Consideration issued by the Company was a total of 16,321,800 shares of its common stock (the “Exchange Shares”) in exchange for 121,000 shares of Media, representing 100% of the issued and outstanding common stock of Media.  The Exchange ratio is approximately 134:1 (i.e., 134 shares of the Company’s common stock for each 1 (one) share of Media common stock exchanged).

Upon closing of the Exchange, Media Challenge became a wholly-owned subsidiary of the Company.  Media Challenge is engaged in the business of selling magazine and advertising space through a licensing agreement to operate the publication of Sales and Marketing Magazine in China.  The Closing of the Share Exchange occurred on June 6, 2005.

On August 1, 2005, the Company filed an amendment to change its name to “China Marketing Media, Inc.”

Results of Operation

For the six-month period ended June 30, 2005, the Company had sales revenues of $2,669,829 and net income from operations of $1,257,694.  Income from advertising grew substantially in the second quarter of the year as compared to the first quarter.  Sales revenues were $1,630,615 for the second quarter, as compared to $1,038,214 for the first quarter, an increase of $592,401, or approximately 57% from the first quarter to the second quarter generated positive cash flow, giving it a solid financial position for the period. In particular, income from advertising experienced strong growth.

Two factors contributed to the increase in advertising income between the first and second quarters.  One factor was the expanded circulation, and the corresponding increase in the price of per-page advertising rates, of the Company’s magazine, “Sale and Marketing.” The expanded circulation is a result of the fact that the magazine has broadened its Chinese readership.  The second factor is that the advertising income of the channel printing of Sale and Marketing (the end-of-the month edition) also experienced significant growth. Income increased from approximately US $12,300 per month in January to approximately US $37,000 per month in June, 2005.

Plan of Operations

The Company’s plan of operations for the remainder of the current fiscal year and for the twelve months following the date of this report is to seek to strengthen the Company’s market position by beginning to publish new magazine titles, and to seek to increase its advertising revenues from Sale and Marketing magazine through marketing and promotion activities.   The Company’s current cash on hand and continuing revenue from operations is sufficient to maintain operations at their current levels.  However, in order to expand operations management believes it will be necessary for the Company to raise additional capital either through sale of equity securities or through debt financing. Management estimates that the Company will be required approximately $2,500,000 in additional capital in order to fully implement the current expansion plans.

The new magazine titles the Company is planning to develop are “China Sale and Marketing Review” and “Corporate Culture Forum”, both of which will be targeted to the professional markets in China.   The Company has begun the preparation work for these two magazines and currently expects that it will seek to begin publishing them in the second quarter of 2006.

Due to the nature of the Company’s business, it does not require substantial amounts of plant and equipment.  As a result, it has no plans to make acquire or to sell any substantial amount of assets in the next 12 months.

The Company currently has 68 full-time employees and 2 part-time employees and it is not expected that there will be any significant changes in the number of employees during the next 12 months.

The Company does not anticipate any other significant financial commitments and/or financial changes in the next 12 months.

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

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6.

EXHIBITS

(a)

The following exhibits are filed herewith:

3.1

Articles of Incorporation of China Marketing Media, Inc  (f/ka Derby Resources, Inc.) filed as Exhibit 3.1(i) to on Form 10-SB filed with the Securities and Exchange Commission on December 28, 2004, and incorporated herein by reference.

3.1a

Amendment to Articles of Incorporation of China Marketing Media, Inc  (f/ka Derby Resources, Inc.) filed as Exhibit 3.3(i) on Form 10-SB filed with the Securities and Exchange Commission on December 28, 2004, and incorporated herein by reference.

3.2

Bylaws of China Marketing Media, Inc  (f/ka Derby Resources, Inc.) filed as Exhibit 3.2(ii) on Form 10-SB filed with the Securities and Exchange Commission on December 28, 2004, and incorporated herein by reference.

31.1

Certification of Chief Executive Officer of China Marketing Media, Inc. pursuant to Rule 13a-14(a)/15d-14(a). *

31.2

Certification of Chief Financial Officer of China Marketing Media, Inc. pursuant to Rule 13a-14(a)/15d-14(a). *

32.1

Certification of Chief Executive Officer of China Marketing Media, Inc. pursuant to 18 U.S.C. Section 1350. *

32.2

Certification of Chief Financial Officer of China Marketing Media, Inc. pursuant to 18 U.S.C. Section 1350. *

*filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA MARKETING MEDIA, INC.

By: /s/ Li Ying Sheng

President, Chief Executive Officer and Director

Date:  November 18, 2005

By: /s/ Chen Li

Chief Financial Officer, Secretary and Treasurer

Date: November 18, 2005