Form 10QSB
period 2005-09-30
CHINA MARKETING MEDIA, INC.
filed 2005-11-28
CIK 1311546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

___ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

CHINA MARKETING MEDIA, INC.

(Name of small business in its charter)

Nevada	0-51094	13-4067620
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

Room 3302, Jiangsu Building Yitian Road, Shenzhen 518026, China
(Address of Principal Executive Office)

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  At September 30, 2005, the following shares were outstanding: 18,664,400.

Transitional Small Business Disclosure Format (Check one):  Yes...     No .X.

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

(a)

The unaudited financial statements of registrant for the nine months ended September 30, 2005, follow.  The financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

CHINA MARKETING MEDIA, INC.

FINANCIAL STATEMENTS

Quarter Ended September 30, 2005

CHINA MARKETING MEDIA, INC.

CONSOLIDATED BALANCE SHEET (UNAUDITED)

September 30,
ASSETS	2005
Current assets
Cash and cash equivalents	$ 748,204
Due from related companies	1,457,264
Prepaid expenses	2,472
Total current assets	2,207,940

Equipment, net of depreciation	11,346

Other assets
License agreement, net of amortization	1,013,255
Long-term investment	12,361
Other assets	31,866
Total other assets	1,057,482

Total assets	$ 3,276,768

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accrued expenses and levies	$ 6,981
Dividends payable	327,141
Taxes payable	76,974
Current portion of long-term debt	101,590
Total current liabilities	512,686

Long-term debt	1,079,104

Stockholders' equity
Preferred stock: par value $.01; 5,000,000 shares authorized; no shares issued and outstanding	-
Common stock: par value $.001; 50,000,000 shares authorized; 18,664,400 shares issued and outstanding	18,664
Additional paid in capital	102,336
Retained earnings	1,533,423
Accumulated other comprehensive income	30,555
Total stockholders' equity	1,684,978

Total liabilities and stockholders' equity	$ 3,276,768

See accompanying notes to unaudited financial statements

CHINA MARKETING MEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues
Sales revenues	$ 1,395,364	$ -	$ 4,064,193	$ -
Cost of goods sold	600,754	-	1,583,505	-
Gross profit	794,610	-	2,480,688	-

Expenses
Amortization	30,980	-	91,828	-
Other general and administrative	151,901	-	524,903	-
Total expenses	182,881	-	616,731	-

Income from operations	611,729	-	1,863,957	-

Other income (expense)
Interest income	1,900	-	10,912	-
Interest expense	(17,552)	-	(49,305)	-
Other	977	-	29,184	-
Total other income (expense)	(14,675)	-	(9,209)	-

Net income before taxes	597,054	-	1,854,748	-

Provision for income taxes	(137,661)	-	(511,797)	-

Net income	$ 459,393	$ -	$ 1,342,951	$ -

Foreign currency translation adjustment	30,555	-	30,555	-
Total comprehensive income	$ 489,948	$ -	$ 1,373,506	$ -

Basic and fully diluted earnings per share	$ 0.02	$ -	$ 0.07	$ -
Weighted average shares outstanding	18,664,400	18,664,400	18,664,400	18,664,400

See accompanying notes to unaudited financial statements

CHINA MARKETING MEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net income	$ 1,342,951	$ -
Adjustments to reconcile net income to
net cash provided by operations:
Amortization	91,828	-
Changes in operating assets and liabilities:
Accounts receivable	114,934	-
Due from related companies	(910,788)	-
Prepaid expenses	(2,430)	-
Other assets	(31,323)	-
Accrued expenses and levies	(22,219)	-
Due to director	(1,164)	-
Taxes payable	(16,602)	-
Net cash provided by operations	565,187	-

Cash flows from investing activities:
Purchase of equipment	(11,153)	-
Purchase of long term investment	(12,151)	-
Net cash used in investing activities	(23,304)	-

Cash flows from financing activities:
Increase in long term debt accrued interest	58,674	-
Due from director	7,290	-
Net cash provided by financing activities	65,964	-

Increase in cash and cash equivalents	607,847	-

Effect of exchange rate changes on cash	13,497

Cash and cash equivalents, beginning of period	126,860	-
Cash and cash equivalents, end of period	$ 748,204	$ -

Supplemental disclosures of cash flow information:
Interest paid in cash	$ -	$ -
Income taxes paid in cash	$ 526,532	$ -

See accompanying notes to unaudited financial statements

CHINA MARKETING MEDIA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

CHINA MARKETING MEDIA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Advertising Expense

Advertising costs are expensed as incurred. The Company incurred no advertising costs during the periods ended September 30, 2005 and 2004.

Foreign Currency and Comprehensive Income

The accompanying financial statements are presented in United States (US) dollars. The functional currency is the Yuan Renminbi (RMB). The financial statements are translated into US dollars from RMB at period-end exchange rates for assets and liabilities, and weighted average exchange rates for revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

The weighted average exchange rate used in translation was 8.23 RMB per each US dollar, while the period-end exchange rate used was 8.09 RMB per each US dollar. No gain or loss from foreign currency exchange has been recorded, and the resulting other comprehensive income from foreign currency translation for the period was $30,555.

RMB is not freely convertible into the currency of other nations. All such exchange transactions must take place through authorized institutions. There is no guarantee the RMB amounts could have been, or could be, converted into US dollars at rates used in translation.

CHINA MARKETING MEDIA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

4.

Related Party Transactions

On November 20, 2004, the Company entered into a subcontracting agreement with Shenzhen Media Investment Company, Limited (MIC), a PRC corporation with owners and directors in common with the Company. The agreement calls for the payment of $1,483,313 to MIC over a nine year period in exchange for a license to operate the business of a certain sales and marketing magazine with distribution throughout the PRC, over the same time period. The Company is entitled to collect advertising revenues from clients already existing at the time of the contract, in addition to any new clients that the Company can attract and retain. Amounts due from related companies under this agreement at September 30, 2005 totaled $1,457,264.

5.

License Agreement

The agreement with MIC referred to in Note 4, above, resulted in the capitalization of a license agreement in the amount of $1,121,044 as well as the recognition of a long-term liability in the same amount. The license agreement has a finite life of nine years, and is being amortized over that life using the straight line method.

CHINA MARKETING MEDIA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Prior to the business combination transacted on June 6, 2005, MCHL declared a dividend to its shareholders in the amount of $327,141. As of September 30, 2005 the dividend had not been paid, but was accrued as a dividend payable.

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

Results of Operations

For the nine-month period ended September 30, 2005, the Company had sales revenues of $4,064,193 and income from operations of $1,863,957.

Two factors have contributed to the increase in advertising income during the nine month period ended September 30, 2005.  One factor was the expanded circulation, and the corresponding increase in the price of per-page advertising rates, of the Company’s magazine, “Sales and Marketing.” The expanded circulation is a result of the fact that the magazine has broadened its Chinese readership.  The second factor is that the advertising income of the channel printing of Sales and Marketing (the end-of-the month edition) also experienced significant growth.

Plan of Operations

The Company’s plan of operations for the remainder of the current fiscal year and for the twelve months following the date of this report is to seek to strengthen the Company’s market position by beginning to publish new magazine titles, and to seek to increase its advertising revenues from Sales and Marketing magazine through marketing and promotion activities.   The Company’s current cash on hand and continuing revenue from operations is sufficient to maintain operations at their current levels.  However, in order to expand operations management believes it will be necessary for the Company to raise additional capital either through sale of equity securities or through debt financing.

The new magazine titles the Company is planning to develop are “China Sales and Marketing Review” and “Corporate Culture Forum”, both of which will be targeted to the professional markets in China.   The Company has begun the preparation work for these two magazines and currently expects that it will seek to begin publishing them in the second quarter of 2006.

Due to the nature of the Company’s business, it does not require substantial amounts of plant and equipment.  As a result, it has no plans to acquire or to sell any substantial amount of assets in the next 12 months.

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

ITEM 4.

OTHER INFORMATION.

None.

ITEM 6.

EXHIBITS

(a)

The following exhibits are filed herewith:

3.1

Articles of Incorporation of China Marketing Media, Inc.  (f/ka Derby Resources, Inc.) filed as Exhibit 3.1(i) on Form 10-SB filed with the Securities and Exchange Commission on December 28, 2004, and incorporated herein by reference.

3.1a

Amendment to Articles of Incorporation of China Marketing Media, Inc.  (f/ka

Derby Resources, Inc.) filed as Exhibit 3.3(i) on Form 10-SB filed with the Securities and Exchange Commission on December 28, 2004, and incorporated herein by reference.

3.2

Bylaws of China Marketing Media, Inc. (f/ka Derby Resources, Inc.) filed as Exhibit 3.2(ii) on Form 10-SB filed with the Securities and Exchange Commission on December 28, 2004, and incorporated herein by reference.

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

Date:  November 28, 2005

By: /s/ Chen Li

Chief Financial Officer, Secretary and Treasurer

Date:  November 28, 2005

By: /s/ Ding Xiao Feng

Director

Date:  November 28, 2005

By: /s/ Ren Dong Sheng

Director

Date:  November 28, 2005

By: /s/ Tse Kwai Che, David

Director

Date:  November 28, 2005

By: /s/ Li Bin

Director

Date:  November 28, 2005