Form 10-Q
period 2006-03-31
DERBY RESOURCES, INC.
filed 2009-06-11
CIK 1311546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

DERBY RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Nevada	0-51094	13-4067620
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)
P.O. Box 110310, Naples, Florida 34108-0106
(Address of principal executive offices)
Registrant’s telephone number, including area code: (239) 598-2300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [  ] Yes   [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Not Applicable.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

As of June 1, 2009, the Company had 2,342,600 shares issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

The financial statements of Derby Resources, Inc. (the "Company"), a Nevada corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company in the Company's Form 10-K for the fiscal year ended December 31, 2005.

DERBY RESOURCES, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

PERIOD ENDED MARCH 31, 2006

Derby Resources, Inc.
(A Development Stage Company)
BALANCE SHEET
As of March 31, 2006
(Unaudited)

		December 31,
ASSETS	2006	2005
CURRENT ASSETS
Cash	$ -	$ -

TOTAL ASSETS	-	-

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accrued Liabilities	1,000	1,000
Payable to Stockholder	26,817	26,317
TOTAL CURRENT LIABILITIES	27,817	27,317

STOCKHOLDERS' EQUITY
Preferred Stock: Par value $.01; 5,000,000
shares authorized; no shares issued
and outstanding
Common Stock: Par value $.001; 50,000,000 shares
authorized; 2,342,600 shares issued and outstanding	2,343	2,343
Additional paid in capital	2,760	2,760
Deficit accumulated during the development stage	(32,920)	(32,420)
TOTAL STOCKHOLDERS' DEFICIT	(27,817)	(27,317)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -	$ -

The accompanying notes are an integral part of these financial statements.

Derby Resources, Inc.
(A Development Stage Company)
STATEMENT OF OPERATIONS
For the Period June 4, 1999 (inception) thru March 31, 2006

	For the Three Months Ended March 31,		Cumulative Amount from June 4, 1999 (inception) to March 31,
	2006	2005	2006
REVENUES
Sales	$ -		$ -
Cost of Sales	-	-	-

Gross Profit

OPERATING EXPENSES
Administrative and General	500	2,375	32,974
TOTAL OPERATING EXPENSES	500	2,375	32,974

LOSS FROM OPERATIONS	(500)	(2,375)	(32,974)

OTHER INCOME
Interest Income			54

TOTAL OTHER INCOME	-	-	54

NET OPERATING INCOME (LOSS) BEFORE INCOME TAXES	(500)	(2,375)	(32,920)

PROVISION FOR INCOME TAXES	-	-	-

NET INCOME (LOSS)	(500)	(2,375)	(32,920)

BASIC AND DILUTED NET LOSS PER SHARE	**	**

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	2,342,600	2,342,600

The accompanying notes are an integral part of these financial statements.

Derby Resources, Inc.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period June 4, 1999 (inception) thru March 31, 2006

	Common Stock		Additional	Retained
Par Value of $0.001			Paid-in	Earnings
	Shares	Amount	Capital	(Deficit)	Total

Balance at June 4, 1999 (date of inception)		$ -	$ -	$ -	$ -
Common stock issued for cash	689,700	690	2,760		3,450
Net loss for the year	-	-	-	(2,745)	(2,745)
Balance December 31, 1999	689,700	690	2,760	(2,745)	705

Common stock issued for cash	-	-	-	-	-
Net loss for the year	-	-	-	(2,052)	(2,052)
Balance December 31, 2000	689,700	690	2,760	(4,797)	(1,347)

Common stock issued for cash	360,000	360	-	-	360
Net loss for the year	-	-	-	(2,061)	(2,061)
Balance December 31, 2001	1,049,700	1,050	2,760	(6,858)	(3,048)

Common stock issued for cash	-	-	-	-	-
Net loss for the year	-	-	-	(215)	(215)
Balance December 31, 2002	1,049,700	1,050	2,760	(7,073)	(3,263)

Net loss for the year	-	-	-	-	-
Balance December 31, 2003	1,049,700	1,050	2,760	(7,073)	(3,263)

Common stock issued for debt	1,292,900	1,293	-	-	1,293
Net loss for the year	-	-	-	(6,500)	(6,500)
Balance December 31, 2004	2,342,600	2,343	2,760	(13,573)	(8,470)

Net loss for the year	-	-	-	(18,847)	(18,847)
Balance December 31, 2005	2,342,600	2,343	2,760	(32,420)	(27,317)

Net loss for the period	-	-	-	(500)	(500)
Balance March 31, 2006	2,342,600	2,343	2,760	(32,920)	(27,817)

The accompanying notes are an integral part of these financial statements.

Derby Resources, Inc.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
For the Period June 4, 1999 (inception) thru March 31, 2006

	For the Three Months Ended March 31,		Cumulative Amount from June 4, 1999 (inception) to March 31,
	2006	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	(500)	$ (2,375)	(32,920)
Adjustments to reconcile net loss to net
cash used in operations:
Common stock issued for services			-
Changes in operating liabilities and assets
Accrued liabilities	-		1,000

NET CASH USED IN OPERATING ACTIVITIES	(500)	(2,375)	(31,920)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase payable to stockholder	500	2,375	26,817
Contributed capital			-
Issuance of common stock for debt		-	1,293
Issuance of common stock for cash	-	-	3,810
Net cash provided by financing activities	500	2,375	31,920

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-	-

CASH AND CASH EQUIVALENTS
Beginning of Period	-	-	-
End of Period	-	-	-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	-	-	-
Cash paid for income taxes	-	-	-

The accompanying notes are an integral part of these financial statements.

DERBY RESOURCES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FROM INCEPTION (JUNE 4, 1999) THROUGH MARCH 31, 2006

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

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-Q instructions and, in the opinion of management, include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2006 and the results of operations for the three months ended March 31, 2006, 2005 and the period inception (June 4, 1999 through March 31, 2006).  The results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's financial statements and notes for the year ended December 31, 2005, as filed on Form 10-K.

Certain information and footnote disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the financial statements and notes thereto contained in the Company's 2005 Annual Report on Form 10-K. Our results for the three months ended March 31, 2006 may not be indicative of our results for the twelve months ended December 31, 2006.

New Accounting Pronouncements

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

NOTE 4  RELATED PARTY TRANSACTIONS

A shareholder of the Company has paid expenses on behalf of the Company in exchange for a payable bearing no interest and due on demand. Total amount paid during the three months ended March 31, 2006 was $500.  The balance payable to the shareholder at March 31, 2006 and December 31, 2005 were $26,817 and $26,317, respectively.

 ITEM 2.

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS REPORT, INCLUDING STATEMENTS IN THE FOLLOWING DISCUSSION, ARE WHAT ARE KNOWN AS "FORWARD LOOKING STATEMENTS", WHICH ARE BASICALLY STATEMENTS ABOUT THE FUTURE. FOR THAT REASON, THESE STATEMENTS INVOLVE RISK AND UNCERTAINTY SINCE NO ONE CAN ACCURATELY PREDICT THE FUTURE. WORDS SUCH AS "PLANS," "INTENDS," "WILL," "HOPES," "SEEKS," "ANTICIPATES," "EXPECTS "AND THE LIKE OFTEN IDENTIFY SUCH FORWARD LOOKING STATEMENTS, BUT ARE NOT THE ONLY INDICATION THAT A STATEMENT IS A FORWARD LOOKING STATEMENT. SUCH FORWARD LOOKING STATEMENTS INCLUDE STATEMENTS CONCERNING OUR PLANS AND OBJECTIVES WITH RESPECT TO THE PRESENT AND FUTURE OPERATIONS OF THE COMPANY, AND STATEMENTS WHICH EXPRESS OR IMPLY THAT SUCH PRESENT AND FUTURE OPERATIONS WILL OR MAY PRODUCE REVENUES, INCOME OR PROFITS. NUMEROUS FACTORS AND FUTURE EVENTS COULD CAUSE THE COMPANY TO CHANGE SUCH PLANS AND OBJECTIVES OR FAIL TO SUCCESSFULLY IMPLEMENT SUCH PLANS OR ACHIEVE SUCH OBJECTIVES, OR CAUSE SUCH PRESENT AND FUTURE OPERATIONS TO FAIL TO PRODUCE REVENUES, INCOME OR PROFITS. THEREFORE, THE READER IS ADVISED THAT THE FOLLOWING DISCUSSION SHOULD BE CONSIDERED IN LIGHT OF THE DISCUSSION OF RISKS AND OTHER FACTORS CONTAINED IN THIS REPORT ON FORM 10-Q AND IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. NO STATEMENTS CONTAINED IN THE FOLLOWING DISCUSSION SHOULD BE CONSTRUED AS A GUARANTEE OR ASSURANCE OF FUTURE PERFORMANCE OR FUTURE RESULTS.

Overview and Recent Developments

Derby Resources, Inc. was incorporated under the laws of the State of Nevada on June 4, 1999.  To date, the Company’s only activities have been organizational ones, directed at developing its business plan, raising its initial capital, and, as disclosed on Forms 8-K filed with the Securities and Exchange Commission (“SEC”) on June 9, 2005 and January 10, 2006, entering into and subsequently cancelling a share exchange agreement.   In conjunction with the entry into the share exchange agreement the Company changed its name to China Marketing Media, Inc.  Subsequent to the cancellation of the share exchange agreement, as reported on Form 8-K filed with the SEC on March 31, 2009, the Company changed its name back to Derby Resources, Inc.

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

Liquidity and Capital Resources

As of March 31, 2006, the Company remained in the development stage.  As of March 31, 2006, the Company’s balance sheet reflected total assets of $nil and total current liabilities of $27,817.  The Company has cash on hand of $nil and a deficit accumulated in the development stage of $32,920.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T.

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

On April 1, 2006, the Company became delinquent in filing its periodic reports and during the period from April  2006 to March 2009, was completely inactive.  Accordingly, no timely evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed as of the end of the period covered by this delinquent report.  However, in conjunction with the preparation and filing of this delinquent report, we carried out a retroactive evaluation, under supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report, and as of the date of the filing of this report.  Based on this evaluation, our chief executive officer and chief financial officer concluded that as of the end of the period covered by this report and the date of the filing of this report, our disclosure controls and procedures were designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported within the time periods specified.  Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures: i) were not effective as of the end of the period covered by this report to provide reasonable assurance of the achievement of the forgoing objectives, due to the fact that the Company became delinquent in its reporting obligations; and ii) were effective as of the filing of this Form 10-Q to achieve these objectives.

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the Company’s fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1.

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

ITEM 1A.

 RISK FACTORS.

Not Applicable.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.

OTHER INFORMATION.

None.

ITEM 6.

EXHIBITS.

(a)

The following exhibits are filed herewith:

31.1

Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DERBY RESOURCES, INC.

By:  /S/ Frank Pioppi

Frank Pioppi, Chief Executive Officer, Chief Financial Officer

Date:  June 10, 2009