Form 10-Q
period 2006-09-30
DERBY RESOURCES, INC.
filed 2009-06-11
CIK 1311546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

DERBY RESOURCES, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

PERIOD ENDED SEPTEMBER 30, 2006

Derby Resources, Inc.
(A Development Stage Company)
BALANCE SHEET
As of September 30, 2006
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

Derby Resources, Inc.
(A Development Stage Company)
STATEMENT OF OPERATIONS
For the Period June 4, 1999 (inception) thru September 30, 2006

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Cumulative Amount from June 4, 1999 (inception) to September 30,
	2006	2005	2006	2005	2006
REVENUES
Sales	$ -		$ -		$ -
Cost of Sales	-	-	-	-	-

Gross Profit

OPERATING EXPENSES
Administrative and General	-	-	500	2,375	32,974
TOTAL OPERATING EXPENSES	-	-	500	2,375	32,974

LOSS FROM OPERATIONS	-	-	(500)	(2,375)	(32,974)

OTHER INCOME
Interest Income	-	-	-	-	54

TOTAL OTHER INCOME	-	-	-	-	54

NET OPERATING INCOME (LOSS) BEFORE INCOME TAXES	-	-	(500)	(2,375)	(32,920)

PROVISION FOR INCOME TAXES	-	-	-	-	-
	-	-
NET INCOME (LOSS)	-	-	(500)	(2,375)	(32,920)

BASIC AND DILUTED NET LOSS PER SHARE	**	**	**	**

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	2,342,600	2,342,600	2,342,600	2,342,600

The accompanying notes are an integral part of these financial statements.

Derby Resources, Inc.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period June 4, 1999 (inception) thru September 30, 2006

	Common Stock		Additional	Retained
Par Value of $0.001			Paid-in	Earnings
	Shares	Amount	Capital	(Deficit)	Total

Balance at June 4, 1999 (date of inception)		$ -	$ -	$ -	$ -
Common stock issued for cash	689,700	690	2,760		3,450
Net loss for the year	-	-	-	(2,745)	(2,745)
Balance December 31, 1999	689,700	690	2,760	(2,745)	705

Common stock issued for cash	-	-	-	-	-
Net loss for the year	-	-	-	(2,052)	(2,052)
Balance December 31, 2000	689,700	690	2,760	(4,797)	(1,347)

Common stock issued for cash	360,000	360	-	-	360
Net loss for the year	-	-	-	(2,061)	(2,061)
Balance December 31, 2001	1,049,700	1,050	2,760	(6,858)	(3,048)

Common stock issued for cash	-	-	-	-	-
Net loss for the year	-	-	-	(215)	(215)
Balance December 31, 2002	1,049,700	1,050	2,760	(7,073)	(3,263)

Net loss for the year	-	-	-	-	-
Balance December 31, 2003	1,049,700	1,050	2,760	(7,073)	(3,263)

Common stock issued for debt	1,292,900	1,293	-	-	1,293
Net loss for the year	-	-	-	(6,500)	(6,500)
Balance December 31, 2004	2,342,600	2,343	2,760	(13,573)	(8,470)

Net loss for the year	-	-	-	(18,847)	(18,847)
Balance December 31, 2005	2,342,600	2,343	2,760	(32,420)	(27,317)

Net loss for the period	-	-	-	(500)	(500)
Balance September 30, 2006	2,342,600	2,343	2,760	(32,920)	(27,817)

The accompanying notes are an integral part of these financial statements.

Derby Resources, Inc.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
For the Period June 4, 1999 (inception) thru September 30, 2006

	For the Nine Months Ended September 30,		Cumulative Amount from June 4, 1999 (inception) to September 30,
	2006	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	(500)	$ (2,375)	(32,920)
Adjustments to reconcile net loss to net
cash used in operations:
Common stock issued for services			-
Changes in operating liabilities and assets
Accrued liabilities	-		1,000

NET CASH USED IN OPERATING ACTIVITIES	(500)	(2,375)	(31,920)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase payable to stockholder	500	2,375	26,817
Contributed capital			-
Issuance of common stock for debt		-	1,293
Issuance of common stock for cash	-	-	3,810
Net cash provided by financing activities	500	2,375	31,920

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-	-

CASH AND CASH EQUIVALENTS
Beginning of Period	-	-	-
End of Period	-	-	-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	-	-	-
Cash paid for income taxes	-	-	-

The accompanying notes are an integral part of these financial statements.

DERBY RESOURCES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FROM INCEPTION (JUNE 4, 1999) THROUGH SEPTEMBER 30, 2006

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

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-Q instructions and, in the opinion of management, include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2006 and the results of operations for the three months and nine months ended September 30, 2006, 2005 and the period inception (June 4, 1999 through September 30, 2006).  The results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's financial statements and notes for the year ended December 31, 2005, as filed on Form 10-K.

Certain information and footnote disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the financial statements and notes thereto contained in the Company's 2005 Annual Report on Form 10-K. Our results for the nine months ended September 30, 2006 may not be indicative of our results for the twelve months ended December 31, 2006.

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

NOTE 4  RELATED PARTY TRANSACTIONS

A shareholder of the Company has paid expenses on behalf of the Company in exchange for a payable bearing no interest and due on demand. Total amount paid during the three months ended September 30, 2006 was $0.  The balance payable to the shareholder at September 30, 2006 and December 31, 2005 were $26,817 and $26,317, respectively.

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

Liquidity and Capital Resources

As of September 30, 2006, the Company remained in the development stage.  As of September 30, 2006, the Company’s balance sheet reflected total assets of $nil and total current liabilities of $27,817.  The Company has cash on hand of $nil and a deficit accumulated in the development stage of $32,920.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the Company’s fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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