Form 10-K
period 2006-12-31
DERBY RESOURCES, INC.
filed 2009-06-11
CIK 1311546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

x  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

o TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended December 31, 2006.

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

Liquidity and Capital Resources

As of December 31, 2006, the Company remained in the development stage.  As of December 31, 2006, the Company’s balance sheet reflected total assets of $nil and total current liabilities of $32,248. The Company has cash on hand of $nil and a deficit accumulated in the development stage of $37,351.

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

FOR THE YEAR ENDED DECEMBER 31, 2006

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Derby Resources, Inc.

Naples Florida

We have audited the accompanying balance sheet of Derby Resources, Inc. (a development stage enterprise)(the “Company”) as of December 31, 2006 and 2005 and related statements of operations, stockholders’ deficit, and cash flows for the period June 4, 1999 (inception) thru December 31, 2006. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements as of December 31, 2004 and for the year ended December 31, 2004 were audited by other auditors whose report dated March 24, 2005 expressed an unqualified opinion on those statements.  Our opinion on the statements of operations, cash flows and stockholders' deficit for the period since June 4, 1999 (Date of Inception) to December 31, 2006 insofar as it relates to amounts for the prior periods through December 31, 2004 is based on the report of the other auditors

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Derby Resources, Inc. (a Nevada corporation) as of December 31, 2006 and 2005 and the results of its operations and its cash flows for the period June 4, 1999 (inception) thru December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

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

/s/Lake & Associates CPA’s LLC

Lake & Associates, CPA’s LLC

Schaumburg, Illinois

May 18, 2009

1905 Wright Blvd.

Schaumburg IL 60193

847-524-0800

Fax 847-524-1655

Derby Resources, Inc.
(A Development Stage Company)
BALANCE SHEET
As of December 31, 2006

		December 31,
ASSETS	2006	2005
CURRENT ASSETS
Cash	$ -	$ -

TOTAL ASSETS	-	-

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accrued Liabilities	2,000	1,000
Payable to Stockholder	30,248	26,317
TOTAL CURRENT LIABILITIES	32,248	27,317

STOCKHOLDERS' EQUITY
Preferred Stock: Par value $.01; 5,000,000
shares authorized; no shares issued
and outstanding
Common Stock: Par value $.001; 50,000,000 shares
authorized; 2,342,600 shares issued and outstanding	2,343	2,343
Additional paid in capital	2,760	2,760
Deficit accumulated during the development stage	(37,351)	(32,420)
TOTAL STOCKHOLDERS' DEFICIT	(32,248)	(27,317)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -	$ -

The accompanying notes are an integral part of these financial statements.

Derby Resources, Inc.
(A Development Stage Company)
STATEMENT OF OPERATIONS
For the Period June 4, 1999 (inception) thru December 31, 2006

	For the Year Ended		Cumulative Amount from June 4, 1999 (inception) to
	December 31,		December 31,
	2006	2005	2006
REVENUES
Sales	$ -	$ -	$ -
Cost of Sales	-	-	-

Gross Profit

OPERATING EXPENSES
Administrative and General	4,931	18,847	37,405
TOTAL OPERATING EXPENSES	4,931	18,847	37,405

LOSS FROM OPERATIONS	(4,931)	(18,847)	(37,405)

OTHER INCOME
Interest Income	-	-	54

TOTAL OTHER INCOME	-	-	54

NET OPERATING INCOME (LOSS) BEFORE INCOME TAXES	(4,931)	(18,847)	(37,351)

PROVISION FOR INCOME TAXES	-	-	-

NET INCOME (LOSS)	(4,931)	(18,847)	(37,351)

BASIC AND DILUTED NET LOSS PER SHARE	**	**

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	2,342,600	2,342,600

The accompanying notes are an integral part of these financial statements.

Derby Resources, Inc.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period June 4, 1999 (inception) thru December 31, 2006

	Common Stock		Additional	Retained
Par Value of $0.001			Paid-in	Earnings
	Shares	Amount	Capital	(Deficit)	Total

Balance at June 4, 1999 (date of inception)		$ -	$ -	$ -	$ -
Common stock issued for cash	689,700	690	2,760		3,450
Net loss for the year	-	-	-	(2,745)	(2,745)
Balance December 31, 1999	689,700	690	2,760	(2,745)	705

Common stock issued for cash	-	-	-	-	-
Net loss for the year	-	-	-	(2,052)	(2,052)
Balance December 31, 2000	689,700	690	2,760	(4,797)	(1,347)

Common stock issued for cash	360,000	360	-	-	360
Net loss for the year	-	-	-	(2,061)	(2,061)
Balance December 31, 2001	1,049,700	1,050	2,760	(6,858)	(3,048)

Common stock issued for cash	-	-	-	-	-
Net loss for the year	-	-	-	(215)	(215)
Balance December 31, 2002	1,049,700	1,050	2,760	(7,073)	(3,263)

Net loss for the year	-	-	-	-	-
Balance December 31, 2003	1,049,700	1,050	2,760	(7,073)	(3,263)

Common stock issued for debt	1,292,900	1,293	-	-	1,293
Net loss for the year	-	-	-	(6,500)	(6,500)
Balance December 31, 2004	2,342,600	2,343	2,760	(13,573)	(8,470)

Net loss for the year	-	-	-	(18,847)	(18,847)
Balance December 31, 2005	2,342,600	2,343	2,760	(32,420)	(27,317)

Net loss for the year	-	-	-	(4,931)	(4,931)
Balance December 31, 2006	2,342,600	2,343	2,760	(37,351)	(32,248)

The accompanying notes are an integral part of these financial statements.

Derby Resources, Inc.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
For the Period June 4, 1999 (inception) thru December 31, 2006

	For the Year Ended		Cumulative Amount from June 4, 1999 (inception) to
	December 31,		December 31,
	2006	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$ (4,931)	$ (18,847)	(37,351)
Adjustments to reconcile net loss to net
cash used in operations:
Common stock issued for services
Changes in operating liabilities and assets
Accrued liabilities	1,000	1,000	2,000

NET CASH USED IN OPERATING ACTIVITIES	(3,931)	(17,847)	(35,351)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase payable to stockholder	3,931	17,847	30,248
Contributed capital		-	-
Issuance of common stock for debt		-	1,293
Issuance of common stock for cash	-	-	3,810
Net cash provided by financing activities	3,931	17,847	35,351

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-	-

CASH AND CASH EQUIVALENTS
Beginning of Period	-	-	-
End of Period	-	-	-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	-	-	-
Cash paid for income taxes	-	-	-

The accompanying notes are an integral part of these financial statements.

DERBY RESOURCES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FROM INCEPTION (JUNE 4, 1999) THROUGH DECEMBER 31, 2006

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

Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board (FASB) Statement No. 109, "Accounting for Income Taxes" "Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ended December 31, 2006.

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

Basic Loss Per Common Share

Basic loss per common share has been calculated based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock splits. There are no dilutive securities at December 31, 2006 for purposes of computing fully diluted earnings per share.

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

There is no provision for income taxes due to continuing losses. At December 31, 2006, the Company has net operating loss carryforwards for tax purposes of approximately $37,400 which expire through 2026. The Company has recorded a valuation allowance that fully offsets deferred tax assets arising from net operating loss carryforwards because the likelihood of the realization of the benefit cannot be established. The Internal Revenue Code contains provisions that may limit the net operating loss carryforwards available if significant changes in stockholder ownership of the Company occur.

NOTE 5  RELATED PARTY TRANSACTIONS

A shareholder of the Company has paid expenses on behalf of the Company in exchange for a payable bearing no interest and due on demand. Amounts payable to the shareholder at December 31, 2006 and 2005 were $30,248 and $26,317, respectively.

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

There was no change in the Company's internal control over financial reporting during the Company’s fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

(1)

The aggregate fees billed by Lake and Associates CPAs LLC for the audit of the Company’s financial statements for the fiscal year ended December 31, 2005 was $1,000; the aggregate fees billed by Lake and Associates CPAs LLC for audit of the Company's financial statements for the fiscal year ended December 31, 2006 were $1,000.

Audit Related Fees

(2)

Child, Sullivan and Company and Lake and Associates CPAs LLC did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal years ended 2005 and 2006.

Tax Fees

(3)

The aggregate fees billed by Lake and Associates CPAs LLC for tax compliance, advice and planning were $0.00 for the fiscal year ended December 31, 2005 and the aggregate fees billed by Lake and Associates CPAs LLC for tax compliance, advice and planning were $0.00 for the fiscal year ended December 31, 2006.

All Other Fees

 (4)

Child, Sullivan and Company and Lake and Associates CPAs LLC did not bill the Company for any products and services other than the foregoing during the fiscal years ended 2005 and 2006.

Audit Committee=s Pre-approval Policies and Procedures

(5)

Derby Resources, Inc., a blind pool reporting company which is not yet publicly traded, does not have an audit committee per se. The current board of directors functions as the audit committee.

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)

Audited Financial Statements for the fiscal year ended December 31, 2006.

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