Form 10-Q
period 2007-06-30
DERBY RESOURCES, INC.
filed 2009-06-11
CIK 1311546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

DERBY RESOURCES, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

PERIOD ENDED JUNE 30, 2007

Derby Resources, Inc.
(A Development Stage Company)
BALANCE SHEET
As of June 30, 2007
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

Derby Resources, Inc.
(A Development Stage Company)
STATEMENT OF OPERATIONS
For the Period June 4, 1999 (inception) thru June 30, 2007

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Cumulative Amount from June 4, 1999 (inception) to June 30,
	2007	2006	2007	2006	2007
REVENUES
Sales	$ -		$ -		$ -
Cost of Sales	-	-	-	-	-

Gross Profit

OPERATING EXPENSES
Administrative and General	-	-	500	500	37,905
TOTAL OPERATING EXPENSES	-	-	500	500	37,905

LOSS FROM OPERATIONS	-	-	(500)	(500)	(37,905)

OTHER INCOME
Interest Income	-	-	-	-	54

TOTAL OTHER INCOME	-	-	-	-	54

NET OPERATING INCOME (LOSS) BEFORE INCOME TAXES	-	-	(500)	(500)	(37,851)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET INCOME (LOSS)	-	-	(500)	(500)	(37,851)

BASIC AND DILUTED NET LOSS PER SHARE	**	**	**	**

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	2,342,600	2,342,600	2,342,600	2,342,600

The accompanying notes are an integral part of these financial statements.

Derby Resources, Inc.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
For the Period June 4, 1999 (inception) thru June 30, 2007

	Common Stock		Additional	Retained
Par Value of $0.001			Paid-in	Earnings
	Shares	Amount	Capital	(Deficit)	Total

Balance at June 4, 1999 (date of inception)		$ -	$ -	$ -	$ -
Common stock issued for cash	689,700	690	2,760		3,450
Net loss for the year	-	-	-	(2,745)	(2,745)
Balance December 31, 1999	689,700	690	2,760	(2,745)	705

Common stock issued for cash	-	-	-	-	-
Net loss for the year	-	-	-	(2,052)	(2,052)
Balance December 31, 2000	689,700	690	2,760	(4,797)	(1,347)

Common stock issued for cash	360,000	360	-	-	360
Net loss for the year	-	-	-	(2,061)	(2,061)
Balance December 31, 2001	1,049,700	1,050	2,760	(6,858)	(3,048)

Common stock issued for cash	-	-	-	-	-
Net loss for the year	-	-	-	(215)	(215)
Balance December 31, 2002	1,049,700	1,050	2,760	(7,073)	(3,263)

Net loss for the year	-	-	-	-	-
Balance December 31, 2003	1,049,700	1,050	2,760	(7,073)	(3,263)

Common stock issued for debt	1,292,900	1,293	-	-	1,293
Net loss for the year	-	-	-	(6,500)	(6,500)
Balance December 31, 2004	2,342,600	2,343	2,760	(13,573)	(8,470)

Net loss for the year	-	-	-	(18,847)	(18,847)
Balance December 31, 2005	2,342,600	2,343	2,760	(32,420)	(27,317)

Net loss for the year	-	-	-	(4,931)	(4,931)
Balance December 31, 2006	2,342,600	2,343	2,760	(37,351)	(32,248)

Net loss for the period	-	-	-	(500)	(500)
Balance June 30, 2007	2,342,600	2,343	2,760	(37,851)	(32,748)

The accompanying notes are an integral part of these financial statements.

Derby Resources, Inc.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
For the Period June 4, 1999 (inception) thru June 30, 2007

	For the Six Months Ended June 30,		Cumulative Amount from June 4, 1999 (inception) to
CASH FLOWS FROM OPERATING ACTIVITIES	2007	2006	June 30, 2007

Net Income (Loss)	(500)	$ (500)	(37,851)
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

DERBY RESOURCES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FROM INCEPTION (JUNE 4, 1999) THROUGH JUNE 30, 2007

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

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-Q instructions and, in the opinion of management, include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2007 and the results of operations for the three months and six months ended June 30, 2007, 2006 and the period inception (June 4, 1999 through June 30, 2007).  The results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's financial statements and notes for the year ended December 31, 2006, as filed on Form 10-K.

Certain information and footnote disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the financial statements and notes thereto contained in the Company's 2006 Annual Report on Form 10-K. Our results for the six months ended June 30, 2007 may not be indicative of our results for the twelve months ended December 31, 2007.

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

NOTE 4  RELATED PARTY TRANSACTIONS

A shareholder of the Company has paid expenses on behalf of the Company in exchange for a payable bearing no interest and due on demand. Total amount paid during the three months ended June 30, 2007 was $0.  The balance payable to the shareholder at June 30, 2007 and December 31, 2006 were $30,748 and $30,248, respectively.

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

Liquidity and Capital Resources

As of June 30, 2007, the Company remained in the development stage.  As of June 30, 2007, the Company’s balance sheet reflected total assets of $nil and total current liabilities of $32,748.  The Company has cash on hand of $nil and a deficit accumulated in the development stage of $37,851.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the Company’s fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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