Form 10-Q
period 2012-03-31
DERBY RESOURCES, INC.
filed 2012-05-15
CIK 1311546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 14, 2012, the Company had 2,342,600 shares issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

The financial statements of Derby Resources, Inc. (the "Company"), a Nevada corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company in the Company's Form 10-K for the fiscal year ended December 31, 2011.

DERBY RESOURCES, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

PERIOD ENDED MARCH 31, 2012

Derby Resources, Inc.
(A Development Stage Company)
BALANCE SHEET
March 31, 2012 and December 31, 2011

	Unaudited	Audited
	3/31/2012	12/31/11
ASSETS
CURRENT ASSETS
Cash	$ -	$ -
Prepaid Expenses	500	1,000
TOTAL ASSETS	500	1,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accrued Liabilities	5,669	4,300
Payable to Stockholder	65,114	65,114
TOTAL CURRENT LIABILITIES	70,783	69,414

STOCKHOLDERS' DEFICIT
Preferred Stock: Par value $.01; 5,000,000
shares authorized; no shares issued
and outstanding	-	-
Common Stock: Par value $.001; 50,000,000 shares
authorized; 2,342,600 shares issued and outstanding	2,343	2,343
Additional paid in capital	2,760	2,760
Deficit accumulated during the development stage	(75,386)	(73,517)
TOTAL STOCKHOLDERS' DEFICIT	(70,283)	(68,414)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 500	$ 1,000

The accompanying notes are an integral part of these financial statements.

Derby Resources, Inc.
(A Development Stage Company)
STATEMENT OF OPERATIONS
For the Period June 4, 1999 (inception) through March 31, 2012

			Cumulative
			Amount from
			June 4, 1999
	For the Three Months Ended		through
	3/31/12	03/31/11	3/31/12
REVENUES
Sales	$ -	$ -	$ -
Cost of Sales	-	-	-

Gross Profit

OPERATING EXPENSES
Administrative and General	1,869	1,255	75,440
TOTAL OPERATING EXPENSES	1,869	1,255	75,440

LOSS FROM OPERATIONS	(1,869)	(1,255)	(75,440)

OTHER INCOME
Interest Income	-	-	54

TOTAL OTHER INCOME	-	-	54

NET OPERATING INCOME (LOSS) BEFORE INCOME TAXES	(1,869)	(1,255)	(75,386)

PROVISION FOR INCOME TAXES	-	-	-

NET INCOME (LOSS)	$ (1,869)	$ (1,255)	$ (75,386)

BASIC AND DILUTED NET LOSS PER SHARE	**	**

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	2,342,600	2,342,600

** Less than $.01

The accompanying notes are an integral part of these financial statements.

Derby Resources, Inc.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
For the Period June 4, 1999 (inception) through March 31, 2012

			Cumulative
			Amount from
			June 4, 1999
	For the Three Months Ended		through
	3/31/12	03/31/11	3/31/12
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$ (1,869)	$ (1,255)	$ (75,386)
Adjustments to reconcile net loss to net
cash used in operations:
Common stock issued for services
Changes in operating liabilities and assets
Prepaid expenses	500	-	(500)
Accrued liabilities	1,369	(2,500)	5,669

NET CASH USED IN OPERATING ACTIVITIES	-	(3,755)	(70,217)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase payable to stockholder	-	3,755	65,114
Issuance of common stock for debt	-	-	1,293
Issuance of common stock for cash	-	-	3,810

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	3,755	70,217

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-	-

CASH AND CASH EQUIVALENTS
Beginning of Period	-	-	-
End of Period	$ -	$ -	$ -

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

DERBY RESOURCES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

From Inception (June 4, 1999) through March 31, 2012

NOTE 1 ORGANIZATION

Derby Resources, Inc. (the "Company") is currently a development stage company under the provisions of Accounting Standards Codification (“ASC”) 915 “Development Stage Entities”, and was incorporated under the laws of the State of Nevada on June 4, 1999. The Company has a December 31 year-end.

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

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-Q instructions and, in the opinion of management, include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2012 and the results of operations for the three months ended March 31, 2012 and the period from inception (June 4, 1999) through March 31, 2012.  The results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's financial statements and notes for the year ended December 31, 2011, as filed on Form 10-K.

Certain information and footnote disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the financial statements and notes thereto contained in the Company's 2011 Annual Report on Form 10-K. Our results for the three months ended March 31, 2012 may not be indicative of our results for the twelve months ended December 31, 2012.

Recently Issued Accounting Pronouncements

The company has adopted all recently issued accounting pronouncements.  The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

DERBY RESOURCES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

From Inception (June 4, 1999) through March 31, 2012

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

NOTE 4 RELATED PARTY TRANSACTIONS

A shareholder of the Company has paid expenses on behalf of the Company in exchange for a payable bearing no interest and due on demand. Total amount of expenses paid during the three months ended March 31, 2012 was $0. The balance payable to the shareholder at March 31, 2012 and December 31, 2011 were $65,114 and $65,114, respectively.

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

For the fiscal year ending December 31, 2012, and the subsequent twelve (12) months, the Company expects to continue efforts to locate a suitable business acquisition candidate and thereafter to complete a business acquisition transaction.  The Company anticipates incurring a loss for the fiscal year as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company does not expect to generate revenues until it completes a business acquisition, and, depending upon the performance of the acquired business, it may also continue to operate at a loss after completion of a business combination.

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

Liquidity and Capital Resources

As of March 31, 2012, the Company remained in the development stage.  As of March 31, 2012, the Company’s balance sheet reflected total assets of $nil and total current liabilities of $70,783.  The Company has cash on hand of $nil and a deficit accumulated in the development stage of $75,386.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the Company’s fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

MINE SAFETY AND DISCLOSURES.

Not Applicable.

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

INS XBRL Instance Document

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

Date:  May 15, 2012