Form 10-Q
period 2012-06-30
Xtraplan, Inc.
filed 2012-08-20
CIK 1311546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

XTRAPLAN, INC.

(Exact name of registrant as specified in its charter)

Nevada	000-51094	13-4067620
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)
2499 Glade Road, Suite 313 Boca Raton, Florida 33431
(Address of principal executive offices)
Registrant’s telephone number, including area code: (954) 865-8407

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

As of August 12, 2012, the Company had 2,342,600 shares issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

The financial statements of Xtraplan, Inc (formerly Derby Resources, Inc., the "Company"), a Nevada corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company in the Company's Form 10-K for the fiscal year ended December 31, 2011.

XTRAPLAN, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

PERIOD ENDED JUNE 30, 2012

Xtraplan, Inc.
(f/k/a Derby Resources, Inc.)
(A Development Stage Company)
BALANCE SHEET
June 30, 2012 and December 31, 2011

	Unaudited	Audited
	6/30/2012	12/31/11
ASSETS
CURRENT ASSETS
Cash	$ -	$ -
Prepaid Expenses	-	1,000
TOTAL ASSETS	-	1,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accrued Liabilities	5,300	4,300
Payable to Stockholder	65,983	65,114
TOTAL CURRENT LIABILITIES	71,283	69,414

STOCKHOLDERS' DEFICIT
Preferred Stock: Par value $.01; 5,000,000
shares authorized; no shares issued
and outstanding	-	-
Common Stock: Par value $.001; 50,000,000 shares
authorized; 2,342,600 shares issued and outstanding	2,343	2,343
Additional paid in capital	2,760	2,760
Deficit accumulated during the development stage	(76,386)	(73,517)
TOTAL STOCKHOLDERS' DEFICIT	(71,283)	(68,414)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -	$ 1,000

The accompanying notes are an integral part of these financial statements.

Xtraplan, Inc.
(f/k/a Derby Resources, Inc.)
(A Development Stage Company)
STATEMENT OF OPERATIONS
For the Period June 4, 1999 (inception) through June 30, 2012

					Cumulative
					Amount from
					June 4, 1999
	For the Three Months Ended		For the Six Months Ended		through
	6/30/12	06/30/11	6/30/12	06/30/11	6/30/12
REVENUES
Sales	$ -	$ -	$ -	$ -	$ -
Cost of Sales	-	-	-	-	-

Gross Profit

OPERATING EXPENSES
Administrative and General	1,000	868	2,869	2,123	76,440
TOTAL OPERATING EXPENSES	1,000	868	2,869	2,123	76,440

LOSS FROM OPERATIONS	(1,000)	(868)	(2,869)	(2,123)	(76,440)

OTHER INCOME
Interest Income	-	-	-	-	54

TOTAL OTHER INCOME	-	-	-	-	54

NET OPERATING INCOME (LOSS) BEFORE INCOME TAXES	(1,000)	(868)	(2,869)	(2,123)	(76,386)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET INCOME (LOSS)	$ (1,000)	$ (868)	$ (2,869)	$ (2,123)	$ (76,386)

BASIC AND DILUTED NET LOSS PER SHARE	**	**	**	**

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	2,342,600	2,342,600	2,342,600	2,342,600

** Less than $.01

The accompanying notes are an integral part of these financial statements.

Xtraplan, Inc.
(f/k/a Derby Resources, Inc.)
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY/(DEFICIT)
For the Period June 4, 1999 (inception) through June 30, 2012

	Common Stock		Additional	Retained
Par Value of $0.001			Paid-in	Earnings
	Shares	Amount	Capital	(Deficit)	Total

Balance at June 4, 1999 (date of inception)	-	$ -	$ -	$ -	$ -
Common stock issued for cash	689,700	690	2,760	-	3,450
Net loss for the period	-	-	-	(2,745)	(2,745)
Balance December 31, 1999	689,700	690	2,760	(2,745)	705

Common stock issued for cash	-	-	-	-	-
Net loss for the year	-	-	-	(2,052)	(2,052)
Balance December 31, 2000	689,700	690	2,760	(4,797)	(1,347)

Common stock issued for cash	360,000	360	-	-	360
Net loss for the year	-	-	-	(2,061)	(2,061)
Balance December 31, 2001	1,049,700	1,050	2,760	(6,858)	(3,048)

Common stock issued for cash	-	-	-	-	-
Net loss for the year	-	-	-	(215)	(215)
Balance December 31, 2002	1,049,700	1,050	2,760	(7,073)	(3,263)

Net loss for the year	-	-	-	-	-
Balance December 31, 2003	1,049,700	1,050	2,760	(7,073)	(3,263)

Common stock issued for debt	1,292,900	1,293	-	-	1,293
Net loss for the year	-	-	-	(6,500)	(6,500)
Balance December 31, 2004	2,342,600	2,343	2,760	(13,573)	(8,470)

Net loss for the year	-	-	-	(18,847)	(18,847)
Balance December 31, 2005	2,342,600	2,343	2,760	(32,420)	(27,317)

Net loss for the year	-	-	-	(4,931)	(4,931)
Balance December 31, 2006	2,342,600	2,343	2,760	(37,351)	(32,248)

Net loss for the year	-	-	-	(4,210)	(4,210)
Balance December 31, 2007	2,342,600	2,343	2,760	(41,561)	(36,458)

Net loss for the year	-	-	-	(2,021)	(2,021)
Balance December 31, 2008	2,342,600	2,343	2,760	(43,582)	(38,479)

Net loss for the year	-	-	-	(13,498)	(13,498)
Balance December 31, 2009	2,342,600	2,343	2,760	(57,080)	(51,977)

Net loss for the year	-	-	-	(7,903)	(7,903)
Balance December 31, 2010	2,342,600	2,343	2,760	(64,983)	(59,880)

Net loss for the year	-	-	-	(8,534)	(8,534)
Balance December 31, 2011	2,342,600	2,343	2,760	(73,517)	(68,414)

Net loss for the period	-	-	-	(2,869)	(2,869)
Balance June 30, 2012	2,342,600	2,343	2,760	(76,386)	(71,283)

The accompanying notes are an integral part of these financial statements.

Xtraplan, Inc.
(f/k/a Derby Resources, Inc.)
(A Development Stage Company)
STATEMENT OF CASH FLOWS
For the Period June 4, 1999 (inception) through June 30, 2012

			Cumulative
			Amount from
			June 4, 1999
	For the Six Months Ended		through
	6/30/12	06/30/11	6/30/12
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$ (2,869)	$ (2,123)	$ (76,386)
Adjustments to reconcile net loss to net
cash used in operations:
Common stock issued for services
Changes in operating liabilities and assets
Prepaid expenses	1,000	-	-
Accrued liabilities	1,000	(1,700)	5,300

NET CASH USED IN OPERATING ACTIVITIES	(869)	(3,823)	(71,086)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase payable to stockholder	869	3,823	65,983
Issuance of common stock for debt	-	-	1,293
Issuance of common stock for cash	-	-	3,810

NET CASH PROVIDED BY FINANCING ACTIVITIES	869	3,823	71,086

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-	-

CASH AND CASH EQUIVALENTS
Beginning of Period	-	-	-
End of Period	$ -	$ -	$ -

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

XTRAPLAN, INC. (F/K/A DERBY RESOURCES, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

From Inception (June 4, 1999) through June 30, 2012

NOTE 1 ORGANIZATION

Xtraplan, Inc. (f/k/a Derby Resources, Inc.) (the "Company") is currently a development stage company under the provisions of Accounting Standards Codification (“ASC”) 915 “Development Stage Entities”, and was incorporated under the laws of the State of Nevada on June 4, 1999. The Company has a December 31 year-end.

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

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-Q instructions and, in the opinion of management, include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2012 and the results of operations for the three and six months ended June 30, 2012 and the period from inception (June 4, 1999) through June 30, 2012.  The results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's financial statements and notes for the year ended December 31, 2011, as filed on Form 10-K.

Certain information and footnote disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the financial statements and notes thereto contained in the Company's 2011 Annual Report on Form 10-K. Our results for the three and six months ended June 30, 2012 may not be indicative of our results for the twelve months ended December 31, 2012.

Recently Issued Accounting Pronouncements

The company has adopted all recently issued accounting pronouncements.  The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

XTRAPLAN, INC. (F/K/A DERBY RESOURCES, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

From Inception (June 4, 1999) through June 30, 2012

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

NOTE 4 RELATED PARTY TRANSACTIONS

A shareholder of the Company has paid expenses on behalf of the Company in exchange for a payable bearing no interest and due on demand. Total amount of expenses paid during the six months ended June 30, 2012 was $869. The balance payable to the shareholder at June 30, 2012 and December 31, 2011 were $65,983 and $65,114, respectively.

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

NOTE 5 SUBSEQUENT EVENTS

On August 2, 2012, the Articles of Incorporation of the Registrant were amended to change its name from Derby Resources, Inc. to Xtraplan, Inc.

In accordance with ASC 855-10 Company management reviewed all material events through the date and time the financial statements were issued for potential disclosure in the accompanying financial statements.  Other than the above, we did not identify any events or transactions that should be recognized or disclosed in the accompanying financial statements.

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

Overview and Recent Developments

The Registrant was incorporated under the laws of the State of Nevada on June 4, 1999, under the name Derby Resources, Inc., and changed its name to Xtraplan, Inc., on July 31, 2012.  As of June 30, 2012, and during the period ended June 30, 2012, the Company was a "shell" company with no or nominal operations and no or nominal assets.  From the date of incorporation through June 30, 2012, the Company’s business plan was to identify, evaluate and investigate various companies with the intent that, if such investigation warrants, to negotiate and complete a business acquisition transaction pursuant to which there would be a change of control of the Company, and the Company would acquire a business opportunity or acquire a target company with an operating business, with the intent of continuing the acquired company's business as a publicly held entity.

The Company expects to continue efforts to locate a suitable business acquisition candidate and thereafter to complete a business acquisition transaction.  As long as the Company remains a “shell” company, it anticipates continuing to incur losses for future reporting periods as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company does not expect to generate revenues until it completes a business acquisition transaction, and, depending upon the performance of the acquired business, it may also continue to operate at a loss after completion of a business acquisition transaction.

The Company will require additional capital in order to pay the costs associated with carrying out its plan of operations and the costs of compliance with its continuing reporting obligations under the Securities Exchange Act of 1934 as amended.  This additional capital will be required whether or not the Company is able to complete a business acquisition transaction during the current fiscal year.  Furthermore, once a business acquisition transaction is completed, the Company’s needs for additional financing are likely to increase substantially.

No specific commitments to provide additional funds have been made by management or other stockholders, and the Company has no current plans, proposals, arrangements or understandings to raise additional capital through the sale or issuance of additional securities prior to the location of a merger or acquisition candidate.  Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses.  Notwithstanding the foregoing, however, to the extent that additional funds are required, the Company anticipates that it will either continue to rely on its majority shareholders to pay expenses on its behalf, or it will seek to raise capital through the private placement of restricted securities.  The majority shareholders are under no obligation to pay such expenses.  If the Company is unable to raise additional funds, it will not be able to pursue its business plan.  In addition, in order to minimize the amount of additional cash which is required in order to carry out its business plan, the Company might seek to compensate certain service providers by issuances of stock in lieu of cash.

Liquidity and Capital Resources

As of June 30, 2012, the Company remained in the development stage.  As of June 30, 2012, the Company’s balance sheet reflected total assets of $nil and total current liabilities of $71,283.  The Company has cash on hand of $nil and a deficit accumulated in the development stage of $76,386.

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

Subsequent Events

As reported in a Current Report on Form 8-K dated July 1, 2012, there was a change of control of the Registrant on July 1, 2012.  On that date, Kuba Farbiarz, as agent for a group of 17 individuals and entities (“Buyer”), purchased a total of 2,225,470 shares of common stock of the Registrant, representing approximately 95% of the Registrant’s issued and outstanding common stock.  Mr. Farbiarz acquired ownership of 855,090 of such shares, which represents approximately 36.5% of the issued and outstanding common stock of the Registrant.  He is the only member of the Buyer group who owns more than 5% of the Registrant’s issued and outstanding common stock.

In conjunction with the share purchase transaction, the former officers and directors of the Registrant resigned, and new officers and directors were appointed.  Mr. Farbiarz was appointed as a director and as CEO of the Registrant, and Mr. Hermen Cruz was appointed as a director and as CFO of the Registrant.

On August 8, 2012, the Registrant changed its name to Xtraplan, Inc., in order to align the company’s name with business activities commenced on July 1, 2012 following the change of control.  The business operations will consist of services provided to small businesses, including an

eCommerce website, a customer loyalty program and emarketing services, and services provided to consumers, including an online shopping mall, member referral program and member rewards.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the Company’s fiscal quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

XTRAPLAN, INC.

By:  /S/ Kuba Farbiarz

Kuba Farbiarz, Chief Executive Officer

Date:  August 20, 2012

By:

/s/  Hermen Cruz

Hermen Cruz, Chief Financial Officer

Date:  August 20, 2012